Form 10-K405
period 1998-12-31
SEABULK AMERICA PARTNERSHIP LTD
filed 1999-04-01
CIK 1082859

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the year ended December 31, 1998

                          Commission File Number 333-42039

                        SEABULK AMERICA PARTNERSHIP, LTD.
             (Exact name of registrant as specified in its charter)

                    Florida                                   59-2324484
          State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                Identification Number)

          2200 Eller Drive, P.O. Box 13038
          Ft. Lauderdale, Florida                                33316
           (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code:  (954) 523-2200

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES . NO X.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         The Registrant  meets the conditions set forth in General  Instructions
(I)(1)(a) and (b) of Form 10-K (as modified by prior no-action relief to unrelated parties) and is therefore filing this form using the reduced disclosure format specified therein.



--------------------------------------------------------------------------------

                        SEABULK AMERICA PARTNERSHIP, LTD.

                                    FORM 10-K


                                Table of Contents

Item                                                                                                           Page


                                                      Part I
 1       Business...........................................................................................   1
 2       Properties.........................................................................................   1
 3       Legal Proceedings..................................................................................   1
 4       Submission of Matters to a Vote of Security Holders................................................   1

                                                      Part II

 5       Market for Registrant's Common Equity and Related Stockholder Matters..............................   2
 6       Selected Financial Data............................................................................   2
 7       Management's Narrative Analysis of the Results of  Operations......................................   2
 7A      Quantitative and Qualitative Disclosures About Market Risk.........................................   3
 8       Financial Statements...............................................................................   3
 9       Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................................................   3

                                                     Part III

10       Directors and Executive Officers of the Registrant.................................................   4
11       Executive Compensation.............................................................................   4
12       Security Ownership of Certain Beneficial Owners and Management.....................................   4
13       Certain Relationships and Related Transactions.....................................................   4

                                                     Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................   5


                                     PART I

Item 1.  Business

         Seabulk America Partnership, Ltd. (the "Company"), a Florida limited partnership and an indirect 81.59%-owned subsidiary of Hvide Marine Incorporated (the "Parent"), is a pass-through investment entity, the only asset of which is a 41.67% limited partnership interest in Seabulk Transmarine Partnership, Ltd. ("STPL"). STPL's primary asset is the Seabulk America, a 46,300 deadweight ton chemical product carrier.

         STPL provides marine transportation services to companies that transport specialty chemicals in the U.S. domestic trade by time chartering the Seabulk America to such companies. STPL time charters the Seabulk America to Ocean Specialty Tankers Corporation ("OSTC"), an indirect wholly owned subsidiary of the Parent, which in turn markets the vessel directly to companies in the chemical industry. Under the charter with OSTC, the current charter hire for the Seabulk America is $28,400 per day.

Item 2.  Properties

         The Company's operations are conducted at the Parent's principal offices located in Fort Lauderdale, Florida, where the Parent leases approximately 36,000 square feet of office and shop space under a lease that expires in 2009.

Item 3.  Legal Proceedings

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Omitted pursuant to General Instruction I to Form 10-K (the "Instruction")

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's equity securities are not publicly traded. The Company files reports under the Securities Exchange Act of 1934 (the "Exchange Act") due to its status as a non-wholly owned subsidiary guarantor of the Parent's 83/8% Senior Notes due 2008.

         Seabulk Tankers, Ltd., an indirect wholly owned subsidiary of the Parent, owns an 81.59% general partnership interest in the Company and Stolt Tankers (U.S.A.), Inc., an unaffiliated third party, owns a 18.41% limited partnership interest in the Company. The Company's partnership agreement allows for distributions to be made to the partners at any time based on the partners' percentage ownership of the partnership assets without priority or preference. No distributions have been made to the partners since the Company's formation and the Company does not intend to make distributions in the future. In addition, the Company is restricted from making distributions in certain circumstances by covenants contained in the Parent's credit facility and senior notes documentation.

Item 6.  Selected Financial Data

         Omitted pursuant to the Instruction.

Item 7.  Management's Narrative Analysis of the Results of Operations

         This  discussion  should  be read in  conjunction  with  the  Company's
historical  financial  statements  and  the  related   notes   thereto  included
elsewhere in this report.

Forward-Looking Information

         Certain statements in the following analysis contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Exchange Act. All statements other than statements of historical fact included in this discussion are forward-looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove to have been correct.

General

         The Company is an investment vehicle, the sole asset of which is a 41.67% limited partnership interest in STPL. The assets and revenues of the Company represent a small portion of the assets and revenues of the Parent. For the year ended December 31, 1998, the assets and revenues of the Company respectively represented .28% and 0% of the consolidated assets and revenues of the Parent.

Results of Operations

  Year Ended December 31, 1998 Compared with the Year ended December 31, 1997

         The Company has no revenues and minimal overhead expenses. Any income or loss is derived from its equity investment in STPL (see the financial statements of STPL included at the end of this report beginning on page S-1).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements

         The Company's Financial Statements are listed in Item 14(a)(1), included at the end of this report on Form 10-K beginning on page F-1, and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                               PART III


Item 10.  Directors and Executive Officers of the Registrant

          Omitted pursuant to the Instruction.

Item 11.  Executive Compensation

          Omitted pursuant to the Instruction.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Omitted pursuant to the Instruction.

Item 13.  Certain Relationships and Related Transactions

          Omitted pursuant to the Instruction.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the Company's financial statements included at the end of this report on Form 10-K beginning on page F-1:

         Report of Independent Certified Public Accountants
         Balance Sheets as of December 31, 1997 and 1998
         Statements of Operations  for the Years Ended  December 31, 1996,  1997
              and 1998
         Statements of Changes in Partners' Capital for the Years Ended
              December 31, 1996, 1997 and 1998
         Statements  of Cash Flows for the Years Ended  December 31, 1996,  1997
              and 1998
         Notes to Financial Statements

              (2) List of Financial Statement Schedules. The following is a list of the financial statement schedules included at the end of this report on Form 10-K beginning on page S-1:

         Report of Independent Certified Public Accountants
         Balance Sheets as of December 31, 1997 and 1998
         Statements of Operations  for the Years Ended  December 31, 1996,  1997
              and 1998
         Statements of Changes in Partners' Capital for the Years Ended
              December 31, 1996, 1997 and 1998
         Statements  of Cash Flows for the Years Ended  December 31, 1996,  1997
              and 1998
         Notes to Financial Statements

         (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report on Form 10-K.

         (c) List of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request at a charge of $.25 per page plus postage.

Exhibit
Number                                                Exhibit

3.1 Supplemental Affidavit and Amended and Restated Certificate of Limited Partnership of Seabulk America Partnership, Ltd.

3.2(a) Limited Partnership Agreement of Seabulk America Partnership, Ltd.

3.2(b) Amendment to Limited Partnership Agreement of Seabulk America Partneship,
       Ltd., dated September 26, 1990

4.1 (1)Indenture, dated February 19, 1998, among Hvide Marine Incorporated, the Subsidiary Guarantors named therein and the Bank of New York as Trustee.

10.1 (2)(3)  Tanker Time Charter Party, dated December 15, 1989, between Seabulk
             Transmarine Partnership, Ltd. and Ocean Specialty Tankers Corporation, with respect to the Seabulk America.

27            Financial Data Schedule.


(1) Incorporated herein by reference to the Registration Statement on Form S-4 (Registration No. 333-42039) filed with the Commission on March 18, 1998.

(2) Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on April 26, 1994.

(3) Materials from this document have been omitted and separately filed with the Commission pursuant to a confidential treatment request.

                               SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SEABULK AMERICA PARTNERSHIP, LTD.

                                  By:  SEABULK TANKERS, LTD.
                                           its General Partner

                                  By:  HVIDE MARINE TRANSPORT, INCORPORATED
                                           its General Partner

                                  By:      /s/ J. ERIK HVIDE
                                           J. Erik Hvide
                                  President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Signature                              Title                                 Date
          /s/ J. ERIK HVIDE                 Chairman of the Board,                    March 31, 1999
--------------------------------------
            J. Erik Hvide                   President, Chief Executive
                                             Officer and Director
                                           (principal executive officer)

        /s/ JOHN H. BLANKLEY                    Executive Vice                        March 31, 1999
--------------------------------------
          John H. Blankley                President -- Chief Financial
                                             Officer and Director
                                           (principal financial officer)

        /s/ EUGENE F. SWEENEY              Executive Vice President-- Chief            March 31, 1999
--------------------------------------
          Eugene F. Sweeney                 Operating Officer and Director


               Report of Independent Certified Public Accountants

The Partners
Seabulk America Partnership, Ltd.

We have audited the accompanying balance sheets of Seabulk America Partnership, Ltd. as of December 31, 1997 and 1998, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seabulk America Partnership, Ltd. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 2, the Partnership's general partner is a wholly owned subsidiary of Hvide Marine Incorporated (HMI). On a consolidated basis, HMI believes that it will not be in compliance with certain covenants of a loan agreement as of March 31, 1999. Because of the aforementioned conditions relating to HMI, and the uncertainties surrounding its plans to address its liquidity problems, HMI's actions could have a substantial effect on the Partnership's assets; therefore, there is also substantial doubt about whether the Partnership will continue as a going concern. The financial statements of the Partnership do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                                /s/ ERNST & YOUNG LLP

Miami, Florida
February 5, 1999,
  except for Note 2,
  as to which the date
  is March 31, 1999

                        Seabulk America Partnership, Ltd.

                                 Balance Sheets




                                                                                  Year Edned December 31,
                                                                               1997                    1998
                                                                         ---------------         ---------------
                                                                                   (In thousands)
Assets
Cash and cash equivalents.........................................       $             1         $             1
Investment in affiliate...........................................                 2,723                   3,143
                                                                         ---------------         ---------------
   Total assets...................................................       $         2,724         $         3,144
                                                                         ===============         ===============

Liabilities and partners' equity
Due to affiliates, net............................................                    20                      23

Commitments and contingencies

Partners' equity..................................................                 2,704                   3,121
                                                                         ---------------         ---------------
   Total liabilities and partners' equity.........................       $         2,724         $         3,144
                                                                         ===============         ===============






















See accompanying notes.

                        Seabulk America Partnership, Ltd.

                            Statements of Operations




                                                                                      December 31,
                                                                     --------------------------------------------
                                                                         1996            1997           1998
                                                                     -------------  -------------  --------------
                                                                                   (In thousands)
Expenses:
   Professional fees..............................................   $         --   $          --  $           2
   Other..........................................................              1               1              1
   Interest expense...............................................              1               1             --
                                                                     ------------   -------------  -------------
      Total Expenses..............................................              2               2              3

Equity income (loss) in earnings of affiliates....................          (964)           (233)            420
                                                                     ------------   -------------  -------------
Net Income (loss).................................................   $      (966)   $       (235)  $         417
                                                                     ============   =============  =============





















See accompanying notes.

                        Seabulk America Partnership, Ltd.

                   Statements of Changes in Partners' Capital

                                                                                                       Total
                                                                        General        Limited        Partners'
                                                                        Partner        Partners       Capital
                                                                     -------------------------------------------
                                                                                   (in thousands)
Partners' capital at December 31, 1995............................   $      1,714   $       2,191  $       3,905
   Net loss for the year ended December 31, 1996..................          (788)           (178)          (966)
                                                                     ------------   -------------  -------------
Partners' capital at December 31, 1996............................            926           2,013          2,939
   Net loss for the year ended December 31, 1997..................          (192)            (43)          (235)
                                                                     ------------   -------------  -------------
Partners' capital at December 31, 1997............................            734           1,970          2,704
   Net income for the year ended December 31, 1998................            341              77            417
                                                                     ------------   -------------  -------------
Partners' capital at December 31, 1998............................   $      1,075   $       2,047  $       3,121
                                                                     ============   =============  =============
















See accompanying notes.

                        Seabulk America Partnership, Ltd.

                            Statements of Cash Flows


                                                                                 Year ended December 31,
                                                                         1996            1997           1998
                                                                     -------------  -------------  --------------
                                                                                   (In thousands)
Operating activities
Net income (loss).................................................   $      (966)   $       (235)  $         417
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Undistributed (earnings) loss of affiliates...................            964             233          (420)
    Changes in operating assets and liabilities:
      Due to affiliates...........................................              2               2              3
                                                                     ------------   -------------  -------------
Net cash provided by operating activities.........................             --              --             --

Change in cash and cash equivalents...............................             --              --             --
Cash and cash equivalents at beginning of year....................              1               1              1
                                                                     ------------   -------------  -------------
Cash and cash equivalents at end of year..........................   $          1   $           1  $           1
                                                                     ============   =============  =============

















See accompanying notes.

                        Seabulk America Partnership, Ltd.

                          Notes to Financial Statements

                                December 31, 1998


1. Description of Business and Significant Accounting and Reporting Policies

         Description of Business. Seabulk America Partnership, Ltd. (SAPL or the Partnership), a Florida limited partnership, was formed on September 14, 1983 pursuant to a partnership agreement (the Agreement), to own and operate the U.S. flagged vessel #4102 and engage in any other maritime-related activities relating to the ownership, operation or use of such vessel. In May 1989, the Partnership contributed the vessel #4102 to Seabulk Transmarine Partnership, Ltd. (STPL) in exchange for a 66.67% investment in STPL. In September 1990, the Partnership reduced its investment in STPL to a 41.67% limited partnership interest. STPL, a Florida limited partnership, owns and operates a chemical transportation carrier, the Seabulk America, within the United States domestic trade. The partners of the Partnership include Seabulk Tankers, Ltd. (STL), a Florida limited partnership (81.59%), as sole general partner, and Stolt Tankers (U.S.A.), Inc., as limited partner (18.41%). STL is a wholly owned subsidiary of Hvide Marine Incorporated (HMI or the Parent), a Florida Corporation.

         Cash  and Cash Equivalents.   The  Partnership  considers  to  be  cash
equivalents all highly liquid investments with a maturity of three months or less when purchased.

         Investment.   The  Partnership's  investment  in STPL is accounted  for
using the equity method.

         Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Income Taxes.     No provision for income taxes has been recorded since
SAPL is a partnership and taxable income or loss accrues to the Partners.

2.       Issues Affecting Liquidity

         STL is a wholly owned subsidiary of Hvide Marine Incorporated (HMI or the Parent), a Florida Corporation.

         HMI does not expect to be in compliance, as of March 31, 1999, with one or more covenants contained in its Restated and Revolving Credit and Term Loan Agreement, as amended ("Credit Facility"). See Note 6. HMI's management and the Credit Facility lenders are engaged in discussions to resolve this matter. In the event the parties are unable to reach an agreement, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. There can be no assurance that the Credit Facility lenders will provide HMI with an amendment or waiver of the defaults. In addition, HMI's Senior Notes contain provisions under which repayment of the outstanding principal amount of $300.0 million, plus accrued interest, could be accelerated in the event that repayment of the Credit Facility is accelerated.

         In the event that the Credit Facility lenders elect to exercise their right to accelerate repayment or exercise other remedies, such actions would have a material adverse effect on HMI, its operations and its financial condition. Furthermore, there can be no assurance that HMI would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to these matters, the obligations with respect to the Credit Facility are considered to be current liabilities of HMI at December 31, 1998 and HMI has a deficit in working capital. These matters raise substantial doubt about HMI's ability to continue as a going concern. These conditions also raise substantial doubt about the Partnership's ability to continue as a going concern. In addition to continuing to negotiate with the Credit Facility lenders to obtain waivers or amendments, HMI has various plans to increase liquidity.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3. Partnership Agreement

         The general partner is responsible for the management of the Partnership. Pursuant to the Agreement, the general partner and the limited partners (collectively referred to as the Partners) are required to make capital contributions at such times and in such amounts as the general partner requests by notice. No additional capital contributions have been required for 1996, 1997 or 1998. The Partners are not entitled to withdraw any part of the capital account or to receive any distribution of the Partnership except as specifically provided in the Agreement. All net income or net losses of the Partnership are to be allocated to the capital accounts in proportion to their interests. The Partnership terminates on September 13, 2008, unless sooner terminated, liquidated or dissolved by law or pursuant to the Agreement or unless extended by amendment to the Agreement.

4. Transactions with Affiliates

         Balances due (to) from affiliates at December 31, 1997 and 1998 consist of the following (in thousands):

                                                 1997           1998
                                            -------------  --------------

Due to HMI..............................    $        (31)  $        (34)
Due to STL..............................              (2)            (2)
Due from STPL...........................              13             13
                                            -------------  -------------
                                            $        (20)  $        (23)
                                            =============  =============

         The amount payable to HMI represents a net balance as the result of various transactions between the Partnership and HMI. There are no terms of settlement associated with the account balance. The balance is primarily the result of the Partnership's participation in the Parent's central cash management program, wherein substantially all the Partnership's cash receipts are remitted to the parent and substantially all cash disbursements are funded by the Parent.

         HMI provides various administrative services to the Partnership. It is HMI's policy to charge these expenses on the basis of direct usage. In the opinion of management, this method is reasonable.

         An analysis of transactions in the Due to HMI account for each of the three years in the period ended December 31, 1998 follows (in thousands):

                                                             1996                  1997                  1998
                                                     --------------------- --------------------- ---------------------
Balance at beginning of year                                   $(27)                 $(29)                 $(31)
   Allocated interest expense                                    (1)                   (1)                   --
   Miscellaneous other administrative expenses                   (1)                   (1)                   (3)
                                                     ===================== ===================== =====================
Balance at end of year                                         $(29)                 $(31)                 $(34)
                                                     ===================== ===================== =====================
Average balance during the year                                $(28)                 $(30)                 $(33)
                                                     ===================== ===================== =====================

5. Guarantees of Indebtedness of Others

         In February 1998, the HMI completed an offering of $300.0 million of 8.375% senior notes (the Senior Notes). Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15. The Senior Notes mature on February 15, 2008 and are redeemable, in whole or in part, at the option of HMI on or after February 15, 2003. The Senior Notes are guaranteed by the Partnership and certain other HMI subsidiaries; including HMI's economic ownership interest in STPL's operating vessel, the Seabulk America.

         HMI's Credit Facility provides revolving credit of up to $175 million, based upon certain conditions, including HMI's compliance with a leverage ratio, as defined. The Credit Facility also provides for a term loan in the amount of $150 million. The Credit Facility provides that borrowings thereunder will be secured by HMI-owned vessels, including the Seabulk America, having an appraised value of at least $600.0 million and by substantially all other assets of HMI and its subsidiaries. The revolving and term loan portions mature on February 12, 2003 and March 31, 2005, respectively. At December 31, 1998, HMI's outstanding indebtedness under the revolving portion of the Credit Facility was approximately $135.0 million, and approximately $118.0 million was outstanding under the term loan portion of the Credit Facility. The Partnership and certain subsidiaries of HMI jointly and severally guarantee the repayment of HMI's indebtedness under the Credit Facililty; however, the guarantee is limited to HMI's 67% ownership interest in the Seabulk America.

         The Credit Facility contains certain covenants that must be satisfied by the HMI consolidated group, of which the Partnership is a member. The Credit Facility, among other things, (i) requires the consolidated group to meet certain financial tests, including tests requiring the maintenance of minimum leverage ratios, debt service coverage ratios, and indebtedness to tangible net worth ratios; (ii) limits the creation or incurrence of certain liens; (iii) limits the incurrence of additional indebtedness; (iv) limits certain investments; and (v) restricts certain payments, including dividends.

         HMI does not expect to be in compliance, as of March 31, 1999, with one or more covenants contained in the Credit Facility. HMI management and the Credit Facility lenders are engaged in discussions to resolve this matter. In the event the parties are unable to reach agreement, the lenders are entitled, at their discretion, to exercise certain remedies, which would adversely affect the operations of the Partnership.


6.  Income Taxes

         The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal Income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

         The following is a reconciliation of reported net income (loss) and federal taxable loss (in thousands):

                                                                         1996            1997           1998
                                                                     ------------  -------------  --------------
Net income (loss) as reported.....................................   $      (966)   $       (235)  $         417
   Equity loss in Partnership.....................................          (331)           (616)          (659)
                                                                     ------------   -------------  -------------
Federal taxable loss..............................................   $    (1,297)   $       (851)  $       (242)
                                                                     ============   =============  =============

   The following is a reconciliation between the Partnership's reported amounts and federal tax basis of net assets and liabilities (in thousands):

                                                        1997           1998
                                                   -------------  -------------

Net assets, as reported..........................  $       2,704  $       3,122
   Equity in subsidiary partnership..............        (10,502)       (11,662)
                                                   -------------  -------------
Net deficit, tax basis...........................  $      (7,798) $      (8,540)
                                                   =============  =============

               Report of Independent Certified Public Accountants

The Partners
Seabulk Transmarine Partnership, Ltd.

We have audited the accompanying balance sheets of Seabulk Transmarine Partnership, Ltd. as of December 31, 1997 and 1998, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seabulk Transmarine Partnership, Ltd. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 2, certain of the Partnership's partners are directly or indirectly owned by Hvide Marine Incorporated (HMI). On a consolidated basis, HMI believes that it will not be in compliance with certain covenants of a loan agreement as of March 31, 1999. Because of the aforementioned conditions relating to HMI, and the uncertainties surrounding its plans to address its liquidity problems, HMI's actions could have a substantial effect on the Partnership's assets; therefore, there is also substantial doubt about whether the Partnership will continue as a going concern. The financial statements of the Partnership do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                             /s/ ERNST & YOUNG LLP

Miami, Florida
February 5, 1999,
  except for Note 2,
  as to which the date
  is March 31, 1999

                      Seabulk Transmarine Partnership, Ltd.

                                 Balance Sheets

                                                                                   Year Ended December 31,
                                                                               1997                    1998
                                                                         ---------------         ---------------
                                                                                   (in thousands)
Assets
Current assets:
   Cash and cash equivalents......................................       $            16         $            30
   Insurance claim and receivables................................                    14                      --
   Inventory, spare parts and supplies............................                 1,320                   1,320
   Prepaid expenses and deferred costs............................                   312                     304
                                                                         ---------------         ---------------
      Total current assets........................................                 1,662                   1,654

Vessel and improvements...........................................                43,806                  48,577
Less accumulated depreciation.....................................                (9,810)                (11,258)
                                                                         ---------------         ---------------
                                                                                  33,996                  37,319

Deferred costs, net...............................................                   426                     160
                                                                         ---------------         ---------------
                                                                         $        36,084         $        39,133
                                                                         ===============         ===============

Liabilities and partners' equity
Current liabilities:
    Accrued liabilities...........................................       $           741         $         3,896
                                                                         ---------------         ---------------
Total current liabilities.........................................                   741                   3,896

Due to affiliates, net............................................                31,777                  30,658
Other long term obligations.......................................                   109                     113

Commitments and contingencies

Partners' equity..................................................                 3,457                   4,466
                                                                         ---------------         ---------------
                                                                         $        36,084         $        39,133
                                                                         ===============         ===============


See accompanying notes.

                      Seabulk Transmarine Partnership, Ltd.

                            Statements of Operations


                                                                                      December 31,
                                                                     --------------------------------------------
                                                                         1996            1997           1998
                                                                     -------------  -------------  --------------
                                                                                   (in thousands)
Revenues                                                             $     10,193   $      10,329  $      10,505
Operating expenses:
   Crew payroll and benefits......................................          2,761           2,741          2,725
   Repairs and maintenance........................................            755             685            732
   Insurance .....................................................            715             471            305
   Consumables....................................................            303             254            282
   Other..........................................................            241             448             18
                                                                     ------------   -------------  -------------
      Total operating expenses....................................          4,775           4,599          4,062

Selling, general and administrative expenses:
   Salaries and benefits..........................................            133             169            188
   Professional fees..............................................          1,581           2,284          1,275
   Guarantee fee..................................................            222             149             12
   Allocated overhead.............................................            518             535            550
   Other..........................................................             30              28             73
                                                                     ------------   -------------  -------------
      Total overhead expenses.....................................          2,484           3,165          2,098

Depreciation......................................................          1,400           1,439          1,448
                                                                     ------------   -------------  -------------
Income from operations............................................          1,534           1,126          2,897

Interest expense..................................................          4,150           1,649          2,163
Other income (expense)............................................            304             (36)           275
                                                                     ------------   -------------  -------------
Net income (loss).................................................   $     (2,312)  $        (559) $       1,009
                                                                     ============   =============  =============



See accompanying notes.

                      Seabulk Transmarine Partnership, Ltd.

                   Statements of Changes in Partners' Capital

                                                                                                        Total
                                                                        General        Limited        Partners'
                                                                        Partner        Partners       Capital
                                                                     -------------------------------------------
                                                                                   (in thousands)
Partners' capital at December 31, 1995............................   $      2,917   $       3,411  $       6,328
   Net loss for the year ended December 31, 1996..................           (763)         (1,549)        (2,312)
                                                                     ------------   -------------  -------------
Partners' capital at December 31, 1996............................          2,154           1,862          4,016
   Net loss for the year ended December 31, 1997..................           (185)           (374)          (559)
                                                                     ------------   -------------  -------------
Partners' capital at December 31, 1997............................          1,969           1,488          3,457
   Net income for the year ended December 31, 1998................            333             676          1,009
                                                                     ------------   -------------  -------------
Partners' capital at December 31, 1998............................   $      2,302   $       2,164  $       4,466
                                                                     ============   =============  =============














See accompanying notes.

                      Seabulk Transmarine Partnership, Ltd.

                            Statements of Cash Flows


                                                                                 Year ended December 31,
                                                                         1996            1997           1998
                                                                     -------------  -------------  --------------
                                                                                   (in thousands)
Operating activities
Net income (loss).................................................   $     (2,312)  $        (559) $       1,009
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation..................................................          1,400           1,439          1,448
    Amortization of drydocking costs..............................            318             292            240
    Amortization of debt issuance costs...........................            234             176             --
    Changes in operating assets and liabilities:
      Accounts receivable.........................................          1,262             182             14
      Other assets................................................             43            (776)            35
      Due to affiliates...........................................          1,603             635         (1,119)
      Accrued and other liabilities...............................            178             415          3,159
                                                                     ------------   -------------  -------------
Net cash provided by operating activities.........................          2,726           1,804          4,786

Investing activity
Purchase of property..............................................           (196)           (359)        (4,772)

Financing activity
Principal payments on allocated term loan borrowings..............         (2,521)         (1,446)             --
                                                                     ------------   -------------  -------------

Change in cash and cash equivalents...............................              9              (1)            14
Cash and cash equivalents at beginning of year....................              8              17             16
                                                                     ------------   -------------  -------------
Cash and cash equivalents at end of year..........................   $         17   $          16  $          30
                                                                     ============   =============  =============





See accompanying notes.

                      Seabulk Transmarine Partnership, Ltd.

                          Notes to Financial Statements

                                December 31, 1998


1. Organization and Description of Business

         Organization. Seabulk Transmarine Partnership, Ltd. (STPL or the Partnership), a Florida limited partnership, was formed on August 30, 1985 pursuant to a partnership agreement (the Agreement), to own and operate a chemical transportation carrier, the Seabulk America. The general partner of the Partnership is Seabulk Tankers, Ltd. (STL), a Florida limited partnership (33%) and the limited partners are STL (0.33%), Seabulk America Partnership Ltd.
(SAPL), a Florida limited partnership (41.67%) and Stolt Tankers (U.S.A) Inc., (25%). STL and SAPL are 100%- and 82%-owned subsidiaries of Hvide Marine Incorporated (HMI), a Florida corporation.

         Description of Business. The Seabulk America is used to transport chemicals primarily from chemical manufacturing plants and storage facilities along the U.S. Gulf of Mexico coast to industrial users in and around the Atlantic and Pacific coast ports. The Partnership time charters, to Ocean Specialty Tanker Corp. (OSTC), which is 100% owned by HMI.

2.       Issues Affecting Liquidity

         STL and SAPL are 100%- and 82%-owned subsidiaries of Hvide Marine Incorporated (HMI), a Florida corporation.

         HMI does not expect to be in compliance, as of March 31, 1999, with one or more covenants contained in its Restated and Revolving Credit and Term Loan Agreement, as amended ("Credit Facility"). See Note 6. HMI's management and the Credit Facility lenders are engaged in discussions to resolve this matter. In the event the parties are unable to reach an agreement, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. There can be no assurance that the Credit Facility lenders will provide HMI with an amendment or waiver of the defaults. In addition, HMI's Senior Notes contain provisions under which repayment of the outstanding principal amount of $300.0 million, plus accrued interest, could be accelerated in the event that repayment of the Credit Facility is accelerated.

         In the event that the Credit Facility lenders elect to exercise their right to accelerate repayment or exercise other remedies, such actions would have a material adverse effect on HMI, its operations and its financial condition. Furthermore, there can be no assurance that HMI would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to these matters, the obligations with respect to the Credit Facility are considered to be current liabilities of HMI at December 31, 1998 and HMI has a deficit in working capital. These matters raise substantial doubt about HMI's ability to continue as a going concern. These conditions also raise substantial doubt about the Partnership's ability to continue as a going concern. In addition to continuing to negotiate with the Credit Facility lenders to obtain waivers or amendments, HMI has various plans to increase liquidity.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3. Partnership Agreement

         The general partner is responsible for the management of the Partnership. Pursuant to the Agreement, the general partner and the limited partners (collectively referred to as the Partners) are required to make capital contributions at such times and in such amounts as the general partner requests by notice. No additional capital contributions have been required for 1996, 1997 or 1998. The Partners are not entitled to withdraw any part of his capital account or to receive any distribution of the Partnership except as specifically provided in the Agreement. All net income or net losses of the Partnership are to be allocated to the capital accounts in proportion to their interests. The Partnership terminates on August 30, 2010, unless sooner terminated, liquidated or dissolved by law or pursuant to the Agreement or unless extended by amendment to the Agreement.

4. Summary of Significant Accounting and Reporting Policies

         Revenues. The Partnership's vessel is time-chartered to Ocean Specialty Tankers Corporation, a wholly owned subsidiary of HMI. Revenues from time charters are earned and recognized on a daily basis. Accounts receivable are billed and collected by OSTC pursuant to the time-charter agreement and remitted to the Partnership when the voyage expenses are paid. Accordingly, amounts due are included in Due to/from affiliates (see note 3).

         Cash and Cash Equivalents. The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Insurance Claims Receivable. Insurance claims receivable represent costs incurred in connection with insurable incidents for which the Partnership expects to be reimbursed by the insurance carrier(s), subject to applicable deductibles. Deductible amounts related to covered incidents are expensed in the period of occurrence of the incident.

         Inventory, Spare Parts and Supplies. Inventory, spare parts and supplies are stated at the lower of cost, determined on a basis that approximates the last-in, first-out method, or market.

         Deferred Costs. Periodically, the Partnership's vessel is drydocked for major repairs and maintenance which cannot be performed while the vessel is operating. Drydocking costs are deferred and amortized over the period to the next drydocking, generally 30 to 36 months. At December 31, 1997 and 1998, deferred costs include unamortized drydocking of approximately $641,000 and $401,000, respectively.

         Long-Lived Assets. The Partnership accounts for long-lived assets pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. The Partnership, based on current circumstances, does not believe that any long-lived assets are impaired at December 31, 1998.

         Property. The vessel and improvements are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized and replacements, maintenance and repairs that do not improve or extend the lives of the assets are expensed. Depreciation is computed on the straight-line method over estimated useful lives ranging from 5 - 29 years, as determined by the Oil Pollution Act of 1990 and other factors.

         Income Taxes. No provision for income taxes has been recorded since STPL is a partnership and taxable income or loss accrues to the Partners.

         Reclassifications.  Certain  amounts  from the prior  year's  financial
statements   have  been   reclassified   to  conform  with  the  current  year's
presentation.

5. Transactions with Affiliates

Balances due (to) from affiliates at December 31, 1997 and 1998 consist of the following (in thousands):

                                                    1997              1998
                                                   --------------------------

         Due to HMI                                 $(33,212)        $(33,554)
         Due from STL                                    338              338
         Due from OSTC                                 1,062            2,523
         Other, net                                       35               35
                                                   ==========================
             Total due to affiliates                $(31,777)        $(30,658)
                                                   ==========================

         The amount payable to HMI represents a net balance as the result of various transactions between the Partnership and HMI. There are no terms of settlement associated with the account balance. The balance is primarily the result of the Partnership's participation in HMI's central cash management program, wherein substantially all the Partnership's cash receipts are remitted to HMI and substantially all cash disbursements are funded by the parent. Other transactions include miscellaneous other administrative expenses incurred by HMI on behalf of the Partnership.

         HMI provides various administrative services to the Partnership, including legal assistance and technical expertise on ship management and maintenance. It is HMI's policy to charge these expenses and all other central operating costs, first on the basis of direct usage when identifiable, with the remainder allocated pursuant to the terms of the Agreement. Amounts charged by HMI include a monthly management fee, as set forth in the Agreement, which is adjusted annually based on changes in the Consumer Price Index. HMI also charges interest based on the amount due to HMI. In the opinion of the Partnership's management, this method of allocation is reasonable.

         An analysis of transactions in the Due to HMI account for each of the three years in the period ended December 31, 1998 follows: (in thousands)


                                                             1996                  1997                  1998
                                                     --------------------- --------------------- ---------------------
Balance at beginning of year                              $  (6,834)          $    (8,472)           $  (33,212)
   Net cash remitted to (received from) HMI                  10,193               (12,390)               10,780
   Allocated management fees                                   (518)                 (535)                 (550)
   Allocated guarantee fee                                     (222)                 (149)                  (12)
   Allocated interest expense                                (4,150)               (1,649)               (2,163)
   Operating expenses                                        (4,775)               (4,599)               (4,062)
   Professional fees                                         (1,580)               (2,284)               (1,275)
   Miscellaneous administrative expenses                       (586)               (3,134)               (3,060)
                                                     --------------------- --------------------- ---------------------
Balance at end of year                                   $   (8,472)          $   (33,212)           $  (33,554)
                                                     ===================== ===================== =====================
Average balance during the year                          $   (7,653)          $   (20,842)           $  (33,383)
                                                     ===================== ===================== =====================

         Prior to December 1998, the Partnership had a stand-by letter of credit in the amount of $5,600,000 available for the benefit of the Partnership provided by HMI (the Letter of Credit). The Letter of Credit was collateral for a surety bond to fund any final award relating to a shipyard's claims. The Letter of Credit was terminated in December 1998 (see Note 7). Included on the accompanying statements of operations are guarantee fees primarily related to the Letter of Credit.

         The time charter to OSTC extends through May 2000 and provides for charter hire at a rate of $22,000 per day plus supplemental hire based on the vessel's earnings value, as defined. The aggregate charter hire pursuant to this charter agreement for 1996, 1997 and 1998 was approximately $10,193,000, $10,329,000, and $10,505,000, respectively, and is included as revenues in the accompanying statements of operations.

6. Guarantees of Indebtedness of Others

         In February 1998, HMI completed an offering of $300.0 million of 8.375% senior notes (the Senior Notes). Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15. The Senior Notes mature on February 15, 2008 and are redeemable, in whole or in part, at the option of HMI on or after February 15, 2003. The Senior Notes are guaranteed by the Partnership and certain other HMI subsidiaries; however the Partnership's guarantee is limited to HMI's economic ownership interest in the Partnership of approximately 67%.

         HMI's Credit Facility provides revolving credit of up to $175 million, based upon certain conditions, including HMI's compliance with a leverage ratio, as defined. The Credit Facility also provides for a term loan in the amount of $150 million. The Credit Facility provides that borrowings thereunder will be secured by HMI-owned vessels, including the Seabulk America, having an appraised value of at least $600.0 million and by substantially all other assets of HMI and its subsidiaries. The revolving and term loan portions mature on February 12, 2003 and March 31, 2005, respectively. At December 31, 1998, HMI's outstanding indebtedness under the revolving portion of the Credit Facility was approximately $135.0 million, and approximately $118.0 million was outstanding under the term loan portion of the Credit Facility. The Partnership and certain subsidiaries of HMI jointly and severally guarantee the repayment of HMI's indebtedness under the Credit Facility; however, the Partnership's guarantee is limited to HMI's 67% ownership interest in the Seabulk America.

         The Credit Facility contains certain covenants that must be satisfied by the HMI consolidated group, of which the Partnership is a member. The Credit Facility, among other things, (i) requires the consolidated group to meet certain financial tests, including tests requiring the maintenance of minimum leverage ratios, debt service coverage ratios, and indebtedness to tangible net worth ratios; (ii) limits the creation or incurrence of certain liens; (iii) limits the incurrence of additional indebtedness; (iv) limits certain investments; and (v) restricts certain payments, including dividends.

         HMI does not expect to be in compliance, as of March 31, 1999, with one or more covenants contained in the Credit Facility. HMI management and the Credit Facility lenders are engaged in discussions to resolve this matter. In the event the parties are unable to reach agreement, the lenders are entitled, at their discretion, to exercise certain remedies, which would adversely affect the operations of the Partnership.

7. Commitments and Contingencies

         In 1990, the Partnership withheld approximately $2,400,000 from a shipyard relating to delays and other problems encountered in the construction of the Partnership's vessel. In 1993, the shipyard filed a claim to recover approximately $6,100,000 for additional construction costs allegedly due the shipyard. The proceeding was settled in the fourth quarter of 1998. Under the terms of the settlement, all claims were dismissed with prejudice in consideration of the payment to the shipyard $4,750,000 in installments from December 1998 to May 1999. As part of the settlement, a $5,600,000 bond previously provided by HMI was released and a related letter of credit provided as collateral to the bond was terminated. Included in accrued liabilities on the accompanying December 31, 1998 balance sheet is $3,750,000 due the shipyard in 1999 representing the final payment under the settlement agreement.

8. Employee Benefit Plans

         The Partnership  has adopted HMI's Section 401(k)  retirement plan (the
Plan) for substantially all of its employees. Subject to certain dollar limitations, employees may contribute a percentage of their salaries to this Plan, and the Partnership will match a portion of the employees' contributions. Profit sharing contributions by the Partnership to the Plan are discretionary. Expense under the Plan for 1996, 1997 and 1998 was approximately $167,000, $168,000 and $169,000, respectively.

9.  Business Risks

         Risks and Uncertainties. The Partnership's operating results and financial condition may vary in the future depending on a number of factors. The following factors may impact the Partnership's business, results of operations and financial condition.

         Significant Customers. The Partnership derived 100% of its revenues from OSTC, an affiliated entity. Although there are no indications that this relationship will change, the loss of OSTC as a customer could have an adverse effect on the Partnership's results of operations.

         Concentrations of Credit Risk. Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash in banks, amounts due from OSTC and insurance claims receivable. The credit risk associated with cash in banks is considered low due to their credit quality. The credit risk associated with amounts due from OSTC is considered low due to the ongoing credit evaluations of their trade customers and generally does not require collateral. The credit risk associated with insurance claims receivable is considered low due to the credit quality and funded status of the insurance pools in which the Partnership participates.

         Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Litigation. The Partnership is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage. The Partnership maintains insurance coverage against such claims to the extent deemed prudent by management and applicable deductible amounts are accrued at the time of the incident. The Partnership believes that there are no existing claims of a potentially material adverse nature.

         Unions and Collective Bargaining Agreements. Members of the crew of the Seabulk America are subject to collective bargaining agreements. Management considers relations with employees to be satisfactory, however, if these relations were to deteriorate it could have an adverse effect on the Partnership's operating results.

10.  Income Taxes

         The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of the Partners.

         The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands):

                                                                         1996            1997           1998
                                                                     -------------  -------------  --------------
Net income (loss) as reported.....................................   $     (2,312)  $        (559) $       1,009
Add (deduct):.....................................................
   Depreciation differences.......................................         (1,206)         (1,159)        (1,805)
   Drydocking amortization differences............................            318            (324)           240
   Change in vacation and bonus accruals..........................             88               2             (3)
   Other..........................................................              5               2            (14)
                                                                     ------------   -------------  -------------
Federal taxable loss..............................................   $     (3,107)  $      (2,038) $        (573)
                                                                     ============   =============  =============


         The following is a reconciliation between the Partnership's reported amounts and federal tax basis of net assets and liabilities (in thousands):

                                                                                         1997           1998
                                                                                    -------------  --------------
Net assets, as reported.........................................................    $       3,457  $       4,466
    Accruals and prepaid items..................................................               79            123
    Depreciation................................................................          (19,736)       (21,541)
    Deferred costs..............................................................              641           (401)
    Vessel basis difference.....................................................           (6,168)        (6,168)
                                                                                    -------------  -------------
Net deficit, tax basis..........................................................    $     (21,727) $     (23,521)
                                                                                    =============  =============