Form 10-Q
period 1998-03-31
SEABULK AMERICA PARTNERSHIP LTD
filed 1999-07-30
CIK 1082859

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                       FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934

                     For the quarterly period ended March 31, 1998

                           Commission File Number: 33-42039



                           SEABULK AMERICA PARTNERSHIP, LTD.


State of Incorporation: Florida                 I.R.S. Employer I.D. 59-2324484

                          2200 Eller Drive
                           P.O. Box 13038
                    Ft. Lauderdale, Florida 33316
                           (954) 524-4200




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

              Yes                              No           X

SEABULK AMERICA PARTNERSHIP, LTD.

Quarter ended March 31, 1998

Index


                                                                           Page

Part I.  Financial Information

 Item 1.  Financial Statements ...........................................   1

    Condensed Balance Sheets at December 31, 1997
    and March 31, 1998 (Unaudited)........................................   2

    Condensed Statements of Operations for the three months
    ended March 31, 1997 and 1998 (Unaudited).............................   3

    Condensed Statements of Cash Flows for the three months
    ended March 31, 1997 and 1998 (Unaudited).............................   4

    Notes to Condensed Financial Statements...............................   5

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................   7

Part II.  Other Information

 Item 6.  Reports on Form 8-K.............................................   8

 Signature................................................................   8

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Seabulk America Partnership, Ltd.
                                 Balance Sheets
                                (in thousands)

                                                                                    December 31,          March 31,
                                                                                        1997                1998
                                                                                  ----------------     ---------------
                                                                                                          (Unaudited)
Assets
Cash and cash equivalents..................................................       $              1      $             1
Investment in affiliate....................................................                  2,723                2,757
                                                                                  ----------------      ---------------
    Total assets...........................................................       $          2,724      $         2,758
                                                                                  ================      ===============

Liabilities and partners' equity
Due to affiliates, net ....................................................       $             20      $            20

Commitments and contingencies
Partners' equity ..........................................................                  2,704                2,738
                                                                                  ----------------       --------------
                                                                                  $          2,724      $         2,758
                                                                                  ================      ===============

See accompanying notes.

                        Seabulk America Partnership, Ltd.
                             Statement of Operations
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                     1997           1998
                                                                                 ------------   ------------
                                                                                          (Unaudited)

Equity income in earnings of affiliate.....................................       $        15   $         34
                                                                                  -----------   ------------
Net Income.................................................................       $        15   $         34
                                                                                  ===========   ============



 See accompanying notes.

                        Seabulk America Partnership, Ltd.
                             Statements of Cash Flows
                                 (in thousands)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                            1997           1998
                                                                                         -----------   ----------
                                                                                                (Unaudited)
Operating activities
Net income .......................................................................       $      15      $      34
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Undistributed earnings of affiliate..........................................             (15)           (34)
                                                                                       -----------     ----------
Net cash provided by operating activities ........................................              --             --

Change in cash and cash equivalents ..............................................              --             --
Cash and cash equivalents at beginning of year ...................................               1              1
                                                                                       -----------     ----------
Cash and cash equivalents at end of year .........................................       $       1      $       1
                                                                                         =========      =========


See accompanying notes.

                        SEABULK AMERICA PARTNERSHIP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998



1.       Organization and Description of Business

         Seabulk America Partnership, Ltd. (the "Partnership"), a Florida limited partnership, was formed on September 14, 1983. The general partner of the Partnership is Seabulk Tankers, Ltd. ("STL"), a Florida limited partnership (which owns an 81.59% interest in the Partnership), and the limited partner is Stolt Tankers (U.S.A.) Inc. (which owns an 18.41% interest in the Partnership). STL is a 100% owned subsidiary of Hvide Marine Incorporated ("HMI").

         The Partnership is a pass-through investment entity, the only asset of which is a 41.67% limited partnership interest in Seabulk Transmarine
Partnership, Ltd. ("STPL"). STPL's primary asset is the Seabulk America, a 46,300 deadweight ton chemical product carrier. The Seabulk America is used to transport chemicals, primarily from chemical manufacturing plants and storage facilities along the U.S. Gulf of Mexico coast to industrial users in and around Atlantic and Pacific coast ports. The Partnership time charters the Seabulk America to Ocean Specialty Tankers Corp. ("OSTC"), which is 100% owned by HMI.

2.       Partnership Agreement

         The  general   partner  is  responsible   for  the  management  of  the
Partnership. Pursuant to the partnership agreement (the "Agreement"), the general partner and the limited partners (collectively referred to as the "Partners") are required to make capital contributions at such times and in such amounts as the general partner requests by notice. No additional capital contributions have been required for 1996, 1997 or the three months ended March 31, 1998. The Partners are not entitled to withdraw any part of the capital account or to receive any distribution from the Partnership except as specifically provided in the Agreement. All net income or net losses of the Partnership are allocated to the capital accounts in proportion to the partnership interests. The Partnership terminates on September 13, 2008, unless sooner terminated, liquidated or dissolved by law or pursuant to the Agreement or unless extended by amendment to the Agreement.

3.       Transactions with Affiliates

         Balances due (to) from affiliates consist of the following (in thousands):

                                          December 31,          March 31,
                                       -----------------    ----------------
                                              1997                 1998
         Due to HMI                     $            (31)     $         (31)
         Due to STL                                   (2)                (2)
         Due from STPL                                13                 13
                                       -----------------    ---------------
         Total due to affiliates        $            (20)     $         (20)
                                        ================      =============

         The amount payable to HMI reflects various transactions between the Partnership and HMI. There are no terms of settlement associated with the account balance. The balance is primarily the result of the Partnership's participation in HMI's central cash management program, in which substantially all the Partnership's cash receipts are remitted to HMI and substantially all cash disbursements are funded by HMI. Other transactions include miscellaneous other administrative expenses incurred by HMI on behalf of the Partnership.

HMI provides various administrative services to the Partnership, including legal assistance and technical expertise on ship management and maintenance. It is HMI's policy to charge these expenses and all other central operating costs on the basis of direct usage when identifiable, with the remainder allocated pursuant to the terms of the Agreement. Amounts charged by HMI include a monthly management fee, as set forth in the Agreement, which is adjusted annually based on changes in the Consumer Price Index. HMI also charges interest based on the amount due to HMI. In the opinion of the Partnership's management, this method of allocation is reasonable.

4.       Guarantees of Indebtedness of Others

         In February 1998, HMI completed an offering of $300.0 million of 8.375% senior notes (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15. The Senior Notes mature on February 15, 2008 and are redeemable, in whole or in part, at the option of HMI on or after February 15, 2003. The Senior Notes are guaranteed by the Partnership and certain other HMI subsidiaries; however, the Partnership's guarantee is limited to HMI's approximately 67% economic ownership interest in STPL's operating vessel, the Seabulk America.

         HMI's credit facility with a group of banks (the "Credit Facility") provides for revolving credit loans aggregating up to $175 million, subject to certain conditions. The Credit Facility also provides for a term loan in the amount of $150 million. The Credit Facility provides that borrowings thereunder will be secured by HMI-owned vessels, including the Seabulk America, having an appraised value of at least $600.0 million and by substantially all other assets of HMI and its subsidiaries. The revolving and term loan portions mature on February 12, 2003 and March 31, 2005 respectively. At March 31, 1998, HMI's outstanding indebtedness under the revolving credit portion of the Credit Facility was approximately $20 million, and approximately $145 million was outstanding under the term loan portion of the Credit Facility. The Partnership and certain other subsidiaries of HMI also jointly and severally guarantee the repayment of HMI's indebtedness under the Credit Facility; however, the Partnership's guarantee is limited to HMI's 67% ownership interest in the Seabulk America.

5.       Income Taxes

         The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of the Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership has no revenues or expenses. Any income is derived from its equity investment in STPL (see the financial statements of STPL included at the end of this report beginning on page S-1).


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SEABULK AMERICA PARTNERSHIP, LTD.

By:      SEABULK TANKERS, Ltd.
         its General Partner

By:      HVIDE MARINE TRANSPORT, INCORPORATED
         its General Partner



By:      /s/ JOHN H. BLANKLEY
         John H. Blankley, Executive Vice President,
         Chief Financial Officer and Director


Date:    July 30, 1999