Form 10-Q
period 1998-06-30
SEABULK AMERICA PARTNERSHIP LTD
filed 1999-07-30
CIK 1082859

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

             For the quarterly period ended June 30, 1998

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

            Yes                              No           X

SEABULK AMERICA PARTNERSHIP, LTD.

Quarter ended June 30, 1998

Index


                                                                           Page

Part I.  Financial Information

 Item 1.  Financial Statements ...........................................   1

    Condensed Balance Sheets at December 31, 1997
    and June 30, 1998 (Unaudited).........................................   2

    Condensed Statements of Operations for the three and six months
    ended June 30, 1997 and 1998 (Unaudited)..............................   3

    Condensed Statements of Cash Flows for the six months
    ended June 30, 1997 and 1998 (Unaudited)..............................   4

    Notes to Condensed Financial Statements...............................   5

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................   7

Part II.  Other Information

 Item 6.  Reports on Form 8-K.............................................   8

 Signature................................................................   8

8

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                                          Seabulk America Partnership, Ltd.
                                                   Balance Sheets
                                                   (in thousands)

                                                                                     December 31,           June 30,
                                                                                        1997                 1998
                                                                                  ----------------      --------------
                                                                                                          (Unaudited)

Assets
Cash and cash equivalents..................................................       $              1      $             1
Investment in affiliate....................................................                  2,723                2,792
                                                                                  ----------------      ---------------
    Total assets...........................................................       $          2,724      $         2,793
                                                                                  ================      ===============

Liabilities and partners' equity
Due to affiliates, net ....................................................       $             20      $            22

Commitments and contingencies
Partners' equity ..........................................................                  2,704                2,771
                                                                                  ----------------       --------------
                                                                                  $          2,724      $         2,793
                                                                                  ================      ===============

See accompanying notes.




                                           Seabulk America Partnership, Ltd.
                                               Statement of Operations
                                                   (in thousands)

                                                                         Three Months Ended              Six Months Ended
                                                                            June 30,                        June 30,
                                                                       1997            1998            1997            1998
                                                                   ------------    ------------    ------------    -----------
                                                                            (Unaudited)                     (Unaudited)

Expenses:
     Other....................................................      $        --    $          1     $        --    $         1
     Interest.................................................                1              --               1             --
                                                                   ------------    ------------    ------------    -----------
       Total Expenses.........................................                1               1               1              1

Equity income in earnings of affiliate........................             (132)             68            (117)            34
                                                                   ------------    ------------    ------------    -----------
Net Income....................................................      $      (133)             67            (118)            67
                                                                    ===========    ============    ============    ===========



 See accompanying notes.




                                           Seabulk America Partnership, Ltd.
                                              Statements of Cash Flows
                                                   (in thousands)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                            1997           1998
                                                                                        -----------     ----------
                                                                                                (Unaudited)

Operating activities
Net income .......................................................................      $    (118)      $      67
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Undistributed earnings of affiliate..........................................           (117)            (69)
                                                                                        ----------     ----------
Changes in operating assets and liabilities:
     Due to affiliates............................................................               1              2
Net cash provided by operating activities ........................................              --             --

Change in cash and cash equivalents ..............................................              --             --
Cash and cash equivalents at beginning of year ...................................               1              1
                                                                                        ----------     ----------
Cash and cash equivalents at end of year .........................................       $       1      $       1
                                                                                        ==========     ==========


See accompanying notes.


                        SEABULK AMERICA PARTNERSHIP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998



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

2.       Partnership Agreement

         The  general   partner  is  responsible   for  the  management  of  the
Partnership. Pursuant to the partnership agreement (the "Agreement"), the general partner and the limited partners (collectively referred to as the "Partners") are required to make capital contributions at such times and in such amounts as the general partner requests by notice. No additional capital contributions have been required for 1996, 1997 or the six months ended June 30, 1998. The Partners are not entitled to withdraw any part of the capital account or to receive any distribution from the Partnership except as specifically provided in the Agreement. All net income or net losses of the Partnership are allocated to the capital accounts in proportion to the partnership interests. The Partnership terminates on September 13, 2008, unless sooner terminated, liquidated or dissolved by law or pursuant to the Agreement or unless extended by amendment to the Agreement.

3.       Transactions with Affiliates

         Balances due (to) from affiliates consist of the following (in thousands):

                                                                               December 31,           June 30,
                                                                            -----------------    ----------------
                                                                                   1997                 1998

         Due to HMI                                                         $            (31)    $           (33)
         Due from STL                                                                     (2)                 (2)
         Due from STPL                                                                    13                  13
                                                                             ---------------       -------------
         Total due to affiliates                                             $           (20)      $         (22)
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

         HMI's credit facility with a group of banks (the "Credit Facility") provides for revolving credit loans aggregating up to $175 million, subject to certain conditions. The Credit Facility also provides for a term loan in the amount of $150 million. The Credit Facility provides that borrowings thereunder will be secured by HMI-owned vessels, including the Seabulk America, having an appraised value of at least $600.0 million and by substantially all other assets of HMI and its subsidiaries. The revolving and term loan portions mature on February 12, 2003 and June 30, 2005 respectively. At June 30, 1998, HMI's outstanding indebtedness under the revolving credit portion of the Credit Facility was approximately $92 million, and approximately $145 million was outstanding under the term loan portion of the Credit Facility. The Partnership and certain other subsidiaries of HMI also jointly and severally guarantee the repayment of HMI's indebtedness under the Credit Facility; however, the Partnership's guarantee is limited to HMI's 67% ownership interest in the Seabulk America.

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

PART II.  OTHER INFORMATION


Item 6.    Reports on Form 8-K

       b.       Reports on Form 8-K.

                Not Applicable



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