Form 10-Q
period 2003-09-30
SEABULK AMERICA PARTNERSHIP LTD
filed 2003-12-23
CIK 1082859

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File Number: 33-42039

SEABULK AMERICA PARTNERSHIP, LTD.

State of Incorporation: Florida	I.R.S. Employer I.D.: 59-2324484

Address and Telephone Number:
2200 Eller Drive
P.O. Box 13038
Ft. Lauderdale, Florida 33316
(954) 523-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ☐ NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

SEABULK AMERICA PARTNERSHIP, LTD.

Seabulk America Partnership, Ltd.

Balance Sheets (Unaudited)
(in thousands)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Prepaid expenses and other	$3	$–

Total current assets	3	–
Investment in affiliate	2,848	2,636

Total assets	$2,851	$2,636

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Due to affiliates	$63	$60

Total current liabilities	63	60

Commitments and contingencies

Partners’ capital:
General partner	804	631
Limited partner	1,984	1,945

Total partners’ capital	2,788	2,576

Total liabilities and partners’ capital	$2,851	$2,636

See notes to financial statements

Seabulk America Partnership, Ltd.

Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating expenses	$–	$–	$–	$3

Other income (expense):
Equity in net earnings (losses) of unconsolidated affiliates	(75)	(71)	212	78

Total other income (expense)	(75)	(71)	212	78

Net income (loss)	$(75)	$(71)	$212	$75

Allocation of net income (loss):
General partner	$(61)	$(58)	$173	$61
Limited partner	(14)	(13)	39	14

Net income (loss)	$(75)	$(71)	$212	$75

See notes to financial statements

Seabulk America Partnership, Ltd.

Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities
Net income	$212	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of unconsolidated affiliates	(212)	(78)
Changes in operating assets and liabilities:
Prepaid expenses and other	(3)	–
Due to affiliates	3	3

Net cash provided by operating activities	–	–

Change in cash	–	–
Cash at beginning of period	–	–

Cash at end of period	$–	$–

See notes to financial statements

Seabulk America Partnership, Ltd.

Notes to Financial Statements
September 30, 2003
(Unaudited)

1. Organization and Basis of Presentation

     Seabulk America Partnership, Ltd. (SAPL or the Partnership), a Florida limited partnership, was formed on September 14, 1983 pursuant to a partnership agreement (the Agreement). SAPL holds a 41.67% limited partnership interest in Seabulk Transmarine Partnership, Ltd. (STPL). STPL, a Florida limited partnership, owns and operates a chemical transportation carrier, the Seabulk America, within the United States domestic trade. The partners of the Partnership include Seabulk Tankers, Ltd. (STL), a Florida limited partnership (holding an 81.59% interest in the Partnership), as sole general partner, and Stolt Tankers (U.S.A.), Inc., as limited partner (holding an 18.41% interest in the Partnership). STL is a wholly owned subsidiary of Seabulk International, Inc. (SBI or the Parent), a Delaware corporation.

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited financial statements should be read in conjunction with the financial statements and accompanying notes as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 included in the registration statement filed with the SEC by SBI and certain of its subsidiaries, including the Partnership, on October 31, 2003. For all periods presented, comprehensive income (loss) equals net income (loss).

2. Partnership Agreement

     The general partner is responsible for the management of the Partnership. Pursuant to the Agreement, the general partner and the limited partners (collectively referred to as the Partners) are required to make capital contributions at such times and in such amounts as the general partner requests by notice. No additional capital contributions were required for the nine months ended September 30, 2003 or 2002. The Partners are not entitled to withdraw any part of their capital accounts or to receive any distribution from the Partnership except as specifically provided in the Agreement. All net income or net losses of the Partnership are to be allocated to the Partners’ capital accounts in proportion to their partnership interests. The Partnership terminates on September 13, 2008, unless sooner terminated, liquidated, or dissolved by law or pursuant to the Agreement or unless extended by amendment to the Agreement.

3. Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The Partnership has not yet determined the impact that the adoption of FIN 46 will have on its financial position, results of operations or cash flows.

4. Transactions with Affiliates

	September 30,	December 31,
	2003	2002

	(in thousands)
Due to SBI	$61	$58
Due to STL	2	2

Total due to affiliates	$63	$60

     The amount payable to SBI represents the net balance as the result of various transactions between the Partnership and SBI. There are no terms of settlement associated with the account balance, but it is non-interest bearing and payable upon demand. The balance is primarily the result of the Partnership’s participation in SBI’s central cash management program, wherein substantially all the Partnership’s cash receipts are remitted to SBI and substantially all cash disbursements are funded by SBI. Other transactions include miscellaneous other administrative expenses incurred by SBI on behalf of the Partnership. SBI provides various administrative services to the Partnership. It is SBI’s policy to charge these expenses and all other central operating costs on the basis of direct usage. In the opinion of management, this method is reasonable.

     Transactions in the Due to SBI account for the nine months ended September 30, 2003 and 2002 are as follows:

	September 30,	September 30,
	2003	2002

	(in thousands)
Balance at beginning of period	$58	$55
Prepaid expenses and other	3	3

Balance at end of period	$61	$58

5. Senior Notes Offering

     On August 5, 2003, SBI completed the offering of $150 million of Senior Notes (“Notes”) due 2013 through a private placement eligible for resale under Rule 144A and Regulation S. The net proceeds of the offering were used to repay a portion of the Parent’s indebtedness under its existing $180 million credit facility. Interest on the Notes will be payable semi-annually in arrears, commencing on February 15, 2004. The interest rate on the Notes sold to private investors is 9.50%. The Notes are senior unsecured obligations guaranteed by certain of the Parent’s U.S. subsidiaries, including the Partnership. The Notes are subject to certain covenants, including, among other things, limiting the Parent’s and certain U.S. subsidiaries’ (including the Partnership’s) ability to incur additional indebtedness or issue preferred stock, pay dividends to stockholders, and make investments or sell assets. On October 31, 2003, SBI and certain U.S. subsidiaries (including the Partnership) filed a registration statement with the SEC to register substantially identical senior notes to be exchanged for the Notes pursuant to a registration rights agreement, so that the notes may be eligible for trading in the public markets. On November 13, 2003, the registration statement was declared effective and SBI commenced the exchange offer. The exchange offer expired on December 16, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership has limited revenues and expenses. Virtually all of the net income (loss) is derived from its equity investment in STPL. STPL’s Management’s Discussion and Analysis of Financial Condition and Results of Operations is contained in STPL’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

     The Jones Act restricts the U.S. coastwise trade to vessels owned, operated and crewed substantially by U.S. citizens. The Jones Act continues to be in effect and supported by Congress and the Administration. However, it is possible that SBI’s and STPL’s advantage as a U.S. citizen operator of Jones Act vessels could be somewhat eroded over time as there continue to be periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     As part of the group of entities that are subsidiaries of SBI, the Partnership relies on the disclosure controls and procedures of the Parent. SBI maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) designed to ensure that SBI and its subsidiaries are able to record, process, summarize and report, within the applicable time periods, the information required in the annual and quarterly reports filed by SBI, the Partnership and STPL under the Securities Exchange Act of 1934. Management has evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective to accomplish their purpose. No changes were made during the period covered by this report to the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934) that have materially affected the Partnership’s internal control over financial reporting or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

     Attached as Exhibits 31.1 and 31.2 hereto are certifications by the principal executive officer and principal financial officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 4 should be read in conjunction with these Section 302 certifications.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and rule 15d-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

     (b)  Reports on Form 8-K

     None.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK AMERICA PARTNERSHIP, LTD.

By:	SEABULK TANKERS, LTD. its General Partner

By:	SEABULK TRANSPORT, INC. its General Partner

/s/ VINCENT J. deSOSTOA

Vincent J. deSostoa Senior Vice President and Chief Financial Officer of Seabulk Transport, Inc. (Principal Financial Officer) Date: December 22, 2003