Form 10-K
period 2003-12-31
SEABULK AMERICA PARTNERSHIP LTD
filed 2004-03-30
CIK 1082859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                         Commission File Number 33-42039

                        SEABULK AMERICA PARTNERSHIP, LTD.
             (Exact name of registrant as specified in its charter)

                  Florida                                   59-2324484
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)

     2200 Eller Drive, P.O. Box 13038
          Ft. Lauderdale, Florida                              33316
 (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (954) 523-2200

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

         The Registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K (as modified by prior no-action relief to unrelated parties) and is therefore filing this form using the reduced disclosure format specified therein.


================================================================================

                        SEABULK AMERICA PARTNERSHIP, LTD.

                                 2003 FORM 10-K


                                TABLE OF CONTENTS


ITEM                                                                                                           PAGE
----                                                                                                           ----
                                                       PART I

1        Business.............................................................................................    2
2        Properties...........................................................................................    2
3        Legal Proceedings....................................................................................    2
4        Submission of Matters to a Vote of Security Holders..................................................    2

                                                       PART II

5        Market for Registrant's Common Equity and Related Stockholder Matters................................    3
6        Selected Financial Data..............................................................................    3
7        Management's Discussion and Analysis of the Results of Operations....................................    3
7A       Quantitative and Qualitative Disclosures about Market Risk...........................................    4
8        Financial Statements and Supplementary Data..........................................................    4
9        Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure...........................................................................................    4
9A       Controls and Procedures..............................................................................    4

                                                      PART III

10       Directors and Executive Officers of the Registrant...................................................    6
11       Executive Compensation...............................................................................    6
12       Security Ownership of Certain Beneficial Owners and Management.......................................    6
13       Certain Relationships and Related Transactions.......................................................    6
14       Principal Accounting Fees and Services...............................................................    6

                                                       PART IV

15       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................    7

                                               FINANCIAL SUPPLEMENT

         Financial Statements and Schedules...................................................................  F-1



                                     PART I


ITEM 1.  BUSINESS

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

ITEM 2.  PROPERTIES

      The Partnership's operations are conducted at the Parent's principal offices located in Fort Lauderdale, Florida, where the Parent leases approximately 36,000 square feet of office and shop space under a lease that expires in 2009.

ITEM 3.  LEGAL PROCEEDINGS

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Omitted pursuant to General Instruction I to Form 10-K (the
"Instruction").

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Partnership's equity securities are not publicly traded. The Partnership files reports under the Securities Exchange Act of 1934 (the "Exchange Act") due to its status as a non-wholly owned subsidiary guarantor of the Parent's 9.50% senior Notes due 2013.

      Seabulk Tankers, Ltd., an indirect wholly owned subsidiary of the Parent, owns an 81.59% general partnership interest in the Partnership and Stolt Tankers (U.S.A.), Inc., an unaffiliated third party, owns an 18.41% limited partnership interest in the Partnership. The Partnership's partnership agreement allows for distributions to be made to the partners at any time based on the partners' percentage ownership of the partnership assets without priority or preference. No distributions have been made to the partners since the Partnership's formation. In addition, the Partnership is restricted from making distributions in certain circumstances by covenants contained in the Parent's credit facility and senior notes documentation.

ITEM 6.  SELECTED FINANCIAL DATA

      Omitted pursuant to the Instruction.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

      This discussion should be read in conjunction with the Partnership's historical financial statements and the related notes thereto included elsewhere in this report.

FORWARD-LOOKING INFORMATION

      Certain statements in the following analysis contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Exchange Act. All statements other than statements of historical fact included in this discussion are forward-looking statements. Although the Partnership believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove to have been correct.

GENERAL

      The Partnership is an investment vehicle, the sole asset of which is a 41.67% limited partnership interest in STPL. The assets and revenues of the Partnership represent a small portion of the assets and revenues of the Parent. For the year ended December 31, 2003, the assets and revenues of the Partnership respectively represented .35% and 0% of the consolidated assets and revenues of the Parent.

RESULTS OF OPERATIONS

       The Partnership has limited revenues and expenses. Virtually all of the net income (loss) is derived from its equity investment in STPL. STPL's Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in STPL's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Jones Act restricts the U.S. coastwise trade to vessels owned, operated and crewed substantially by U.S. citizens. The Jones Act continues to be in effect and supported by Congress and the Administration. However, it is possible that the Partnership's advantage as a U.S. citizen operator of Jones Act vessels could be somewhat eroded over time as there continue to be periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.

ITEM 8.  FINANCIAL STATEMENTS

      The Partnership's financial statements are listed in Item 15(a), included at the end of this report on Form 10-K, beginning on Page F-1 and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      As part of the group of entities that are subsidiaries of SBI, the Partnership relies on the disclosure controls and procedures of the Parent. SBI maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) designed to ensure that SBI and its subsidiaries are able to record, process, summarize and report, within the applicable time periods, the information required in the annual and quarterly reports filed by SBI, the Partnership and STPL under the Securities Exchange Act of 1934. Management has evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective to accomplish their purpose. No changes were made during the period covered by this report to the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934) that have materially affected the Partnership's internal control over financial reporting or are reasonably likely to materially affect the Partnership's internal control over financial reporting.

         Attached, as Exhibits 31.1 and 31.2 hereto, are certifications by the principal executive officer and principal financial officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 4 should be read in conjunction with these Section 302 certifications.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Omitted pursuant to the Instruction.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The Partnership's accountant fees and services are included as part of the consolidated amount shown in Item 14 of the Parent's Form 10-K for 2003.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a) FINANCIAL STATEMENTS AND SCHEDULES. See Index to Consolidated Financial Statements and Schedules which appears on page F-1 herein.

          (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report on Form 10-K.

          (c) LIST OF EXHIBITS. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon request of any stockholder at a charge of $0.25 per page plus postage. The Partnership hereby files as part of this Form 10-K the exhibits required by Item 15(c) listed below. Exhibits, which are incorporated herein by reference, can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street N.W., Room 1024, Washington, D.C. 29549 and at the Commission's regional office at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511. Copies of such material can also be obtained from the public Reference Section of the Commission, 450 Fifth Street N.W., Washington, D.C. 29549, at prescribed rates.

EXHIBIT
NUMBER                          EXHIBITS
------                          --------

3.1 Supplemental Affidavit and Amended and Restated Certificate of Limited Partnership of Seabulk America Partnership, Ltd. [incorporated by reference to Form 10-K filed April 1999 (Registration No. 333-42039-02)].

3.2(a) Limited Partnership Agreement of Seabulk America Partnership, Ltd. [incorporated by reference to Form 10-K filed April 1999 (Registration No. 333-42039-02)].

3.2(b) Amendment to Limited Partnership Agreement of Seabulk America Partnership, Ltd., dated September 26, 1990 [incorporated by reference to Form 10-K filed April 1999 (Registration No. 333-42039-02)].

4.1 Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee [incorporated by reference to Form S-4 filed October, 2003 (Registration No. 333-110138)].

4.2 Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia National Bank, National association, as Trustee [incorporated by reference to Form S-4 filed October, 2003 (Registration No. 333-110138)].

4.3* Second Supplemental Indenture and Amendment - Subsidiary Guarantee, dated As of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia National Bank, National Association, as Trustee.

10.1 Tanker Time Charter Party, dated December 15, 1989, between Seabulk Transmarine Partnership, Ltd. and Ocean Specialty Tankers Corporation, with respect to the SEABULK AMERICA [incorporated by reference to Form S-4 filed April 1994 (Registration No. 33-78166)].

23.1*        Consent of Ernst & Young LLP

31.1* Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2* Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1* Certification of Principal Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2* Certification of Principal Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and rule 13a 14(b) of the Securities Exchange Act of 1934.
---------
*   furnished herewith

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


                                       SEABULK AMERICA PARTNERSHIP, LTD.

                                       By:  SEABULK TANKERS, LTD.
                                            its General Partner

                                       By:  SEABULK TRANSPORT, INCORPORATED
                                            its General Partner

                                       By: /s/ GERHARD E. KURZ
                                         --------------------------------------
                                       Gerhard E. Kurz
                                       Chairman, President and Chief Executive
                                       Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed by the following persons in the capacities and on the dates indicated.


        SIGNATURE                          TITLE                                 DATE
        ---------                          -----                                 ----

/s/  GERHARD E. KURZ                    Chairman, President and                 March 30, 2004
-------------------------               Chief Executive Officer
GERHARD E. KUR                          (Principal Executive Officer)


/s/  VINCENT J. deSOSTOA                Senior Vice President and               March 30, 2004
------------------------                Chief Financial Officer
VINCENT J. deSOSTOA                     (Principal Financial Officer)




                        SEABULK AMERICA PARTNERSHIP, LTD.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Certified Public Accountants ............................            F-2

Financial Statements:

Balance Sheets as of December 31, 2003 and 2002 ...............................            F-3

Statements of Operations for the years ended December 31, 2003, 2002 , and 2001            F-4

Statements of Partners' Capital for the years ended December 31,
2001, 2002, and 2003 ..........................................................            F-5

Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001             F-6

Notes to Financial Statements .................................................            F-7


All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Seabulk America Partnership, Ltd.

       We have audited the accompanying balance sheets of Seabulk America Partnership, Ltd. (a Florida limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seabulk America Partnership, Ltd. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ Ernst & Young LLP


Fort Lauderdale, Florida
February 27, 2004

                        SEABULK AMERICA PARTNERSHIP, LTD.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           DECEMBER 31,      DECEMBER 31,
                                                              2003              2002
                                                           ------------      ------------
ASSETS
Investment in affiliate ........................             2,449             2,636
                                                            ------            ------
      Total assets .............................            $2,449            $2,636
                                                            ======            ======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Due to affiliates ...........................            $   63            $   60
                                                            ------            ------
      Total current liabilities ................                63                60

Commitments and contingencies

Partners' capital:
   General partner .............................               476               631
   Limited partner .............................             1,910             1,945
                                                            ------            ------
      Total partners' capital ..................             2,386             2,576
                                                            ------            ------
      Total liabilities and partners' capital...            $2,449            $2,636
                                                            ======            ======



SEE NOTES TO FINANCIAL STATEMENTS.

                                         SEABULK AMERICA PARTNERSHIP, LTD.
                                             STATEMENTS OF OPERATIONS
                                                  (IN THOUSANDS)


                                                             YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                      2003              2002              2001
                                                     -----             -----             -----
Operating expenses ......................            $   4             $   3             $   4

Other income (expense):
   Equity in net losses of unconsolidated
   affiliates ...........................             (186)             (279)              (24)
                                                     -----             -----             -----
        Total other expense .............             (186)             (279)              (24)
                                                     -----             -----             -----
        Net loss ........................            $(190)            $(282)            $ (28)
                                                     =====             =====             =====



Allocation of net loss:
   General partner ......................            $(155)            $(230)            $ (23)
   Limited partner ......................              (35)              (52)               (5)
                                                     -----             -----             -----
        Net loss ........................            $(190)            $(282)            $ (28)
                                                     =====             =====             =====


SEE NOTES TO FINANCIAL STATEMENTS.

                        SEABULK AMERICA PARTNERSHIP, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)



                                      General             Limited         Total Partners'
                                      Partner             Partner             Capital
                                      -------             -------         ---------------

Balance, December 31, 2000            $   884             $ 2,002             $ 2,886
     Net Loss ............                (23)                 (5)                (28)
                                      -------             -------             -------
Balance, December 31, 2001                861               1,997               2,858
     Net Loss ............               (230)                (52)               (282)
                                      -------             -------             -------
Balance, December 31, 2002                631               1,945               2,576
     Net Loss ............               (155)                (35)               (190)
                                      -------             -------             -------
Balance, December 31, 2003            $   476             $ 1,910             $ 2,386
                                      =======             =======             =======


SEE NOTES TO FINANCIAL STATEMENTS

                        SEABULK AMERICA PARTNERSHIP, LTD.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------------
                                                                                2003              2002              2001
                                                                               -----             -----             -----

OPERATING ACTIVITIES
Net loss ..........................................................            $(190)            $(282)            $ (28)
                                                                               -----             -----             -----
Adjustments to reconcile net loss to net cash provided by operating activities:
     Equity in net loss of unconsolidated affiliates ..............              186               279                24
     Changes in operating assets and liabilities:
       Due to affiliates ..........................................                4                 3                 4
                                                                               -----             -----             -----
Net cash provided by operating activities .........................               --                --                --
                                                                               -----             -----             -----

Change in cash ....................................................               --                --                --
Cash at beginning of period .......................................               --                --                --
                                                                               -----             -----             -----
Cash at end of period .............................................            $  --             $  --             $  --
                                                                               =====             =====             =====


SEE NOTES TO FINANCIAL STATEMENTS.

                        SEABULK AMERICA PARTNERSHIP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

2. PARTNERSHIP AGREEMENT

         The general partner is responsible for the management of the Partnership. Pursuant to the Agreement, the general partner and the limited partners (collectively referred to as the Partners) are required to make capital contributions at such times and in such amounts as the general partner requests by notice. No additional capital contributions were required for the years ended December 31, 2003 or 2002. The Partners are not entitled to withdraw any part of their capital accounts or to receive any distribution from the Partnership except as specifically provided in the Agreement. All net income or net losses of the Partnership are to be allocated to the Partners' capital accounts in proportion to their partnership interests. The Partnership terminates on September 13, 2008, unless sooner terminated, liquidated, or dissolved by law or pursuant to the Agreement or unless extended by amendment to the Agreement.

3. RECENT ACCOUNTING PRONOUNCEMENTS

         INVESTMENT. The Partnership's investment in STPL is accounted for using the equity method, and recognizes its proportionate share of the earnings or losses of STPL in the accompanying statements of operations.

         INCOME TAXES. No provision for income taxes has been recorded since SAPL is a partnership and taxable income or loss accrues to the Partners.

         ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts for due to affiliates reported in the balance sheet approximate fair value due to its short-term nature.

         RECENT ACCOUNTING PRONOUNCEMENTS. In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The Partnership has not yet determined the impact that the adoption of FIN 46 will have on its financial position, results of operations or cash flows.

4. TRANSACTIONS WITH AFFILIATES

                                        2003           2002
                                      --------        --------
                                           (in thousands)

      Due to SBI ............            $61            $58
      Due to STL ............              2              2
                                         ---            ---
      Total due to affiliates            $63            $60
                                         ===            ===

         The amount payable to SBI represents the net balance as a result of various transactions between the Partnership and SBI. There are no terms of settlement associated with the account balance, but it is non-interest bearing and payable upon demand. The balance is primarily the result of the Partnership's participation in SBI's central cash management program, wherein substantially all the Partnership's cash receipts are remitted to SBI and substantially all cash disbursements are funded by SBI. Other transactions include miscellaneous other administrative expenses incurred by SBI on behalf of the Partnership. SBI provides various administrative services to the Partnership. It is SBI's policy to charge these expenses and all other central operating costs on the basis of direct usage. In the opinion of management, this method is reasonable.

         Transactions in the Due to SBI account for the years ended December 31, 2003, 2002 and 2001 are as follows:


                                                            DECEMBER 31,
                                                -------------------------------------
                                                2003            2002             2001
                                                ----            ----             ----
                                                          (IN THOUSANDS)

      Balance at beginning of period            $ 58            $ 55             $ 64
         Operating expenses ........               3               3                4
         Transfer STPL intercompany
             receivable to SBI .....              --              --              (13)
                                                ----            ----             ----
      Balance at end of period .....            $ 61            $ 58             $ 55
                                                ====            ====             ====


5.    SENIOR NOTES OFFERING

         On August 5, 2003, SBI completed the offering of $150 million of Senior Notes ("Notes") due 2013 through a private placement eligible for resale under Rule 144A and Regulation S. The net proceeds of the offering were used to repay a portion of the Parent's indebtedness under its existing $180 million credit facility. Interest on the Notes will be payable semi-annually in arrears, commencing on February 15, 2004. The interest rate on the Notes sold to private investors is 9.50%. The Notes are senior unsecured obligations guaranteed by certain of the Parent's U.S. subsidiaries, including the Partnership. The Notes are subject to certain covenants, including, among other things, limiting the Parent's and certain U.S. subsidiaries' (including the Partnership's) ability to incur additional indebtedness or issue preferred stock, pay dividends to stockholders, and make investments or sell assets. On October 31, 2003, SBI and certain U.S. subsidiaries (including the Partnership) filed a registration statement with the SEC to register substantially identical senior notes to be exchanged for the Notes pursuant to a registration rights agreement, so that the notes may be eligible for trading in the public markets. On November 13, 2003, the registration statement was declared effective and SBI commenced the exchange offer. The exchange offer expired on December 16, 2003.